Form 10QSB
period 2002-03-31
VANDELAY INC
filed 2002-05-15
CIK 1172607

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

                        Commission File Number: 000-49800

                                 VANDELAY, INC.


Delaware                                                              47-0858404
(Jurisdiction  of  Incorporation)         (I.R.S. Employer  Identification  No.)

11400  W.  Olympic  Blvd.,  2nd  Floor,  Los  Angeles,  CA                 90064
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (310)  826-9494


Shares  Registered  Section  12(g):  Common  Stock


As of May 10, 2002: 5,000,000 shares of Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2002, included have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.



FINANCIAL  STATEMENTS.

      SET FORTH BELOW ARE THE AUDITED FINANCIAL STATEMENTS FOR THE COMPANY FOR THE PERIOD ENDED MARCH 31, 2002. THE FOLLOWING FINANCIAL STATEMENTS ARE
ATTACHED  TO  THIS  REPORT  AND  FILED  AS  A  PART  THEREOF.

                                 VANDELAY,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                              FINANCIAL  STATEMENTS
                              AS  OF  MARCH  31,  2002

                                 VANDELAY,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)


                                    CONTENTS


PAGE     1     INDEPENDENT  AUDITORS'  REPORT

PAGE     2     BALANCE  SHEET  AS  OF  MARCH  31,  2002

PAGE     3     STATEMENT  OF  OPERATIONS  FOR  THE PERIOD FROM FEBRUARY 27, 2002
              (INCEPTION)  TO  MARCH  31,  2002

PAGE     4     STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
               FEBRUARY  27,  2002  (INCEPTION)  TO  MARCH  31,  2002

PAGE     5     STATEMENT  OF  CASH  FLOWS  FOR THE PERIOD FROM FEBRUARY 27, 2002
               (INCEPTION)  TO  MARCH  31,  2002

PAGES    6-8   NOTES  TO  FINANCIAL  STATEMENTS  AS  OF  MARCH  31,  2002

                        INDEPENDENT  AUDITORS'  REPORT

INDEPENDENT  AUDITORS'  REPORT  PREVIOUSLY  FILED  IN  10-SB.

                                 VANDELAY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                              AS OF MARCH 31, 2002

ASSETS

TOTAL ASSETS                                                            $          -
                                                                        --------------


LIABILITIES AND STOCKHOLDER'S DEFICIT


LIABILITIES                                                             $          -
                                                                        --------------
STOCKHOLDER'S DEFICIT

Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding                                                        -
Common stock, $.0001 par value, 100,000,000
shares authorized, 5,000,000 issued and outstanding                              500
Accumulated deficit during development stage.                                   (500)
                                                                        --------------
TOTAL STOCKHOLDER'S DEFICIT                                                        -
                                                                        --------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                             $          -
                                                                        ==============

                See accompanying notes to financial statements.

                                 VANDELAY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM FEBRUARY 27, 2002 (INCEPTION) TO MARCH 31, 2002

INCOME.                                                                 $          -
                                                                        --------------
EXPENSES
General and administrative.                                                      500
                                                                        --------------
NET LOSS.                                                               $       (500)
                                                                        ==============


NET LOSS PER SHARE - BASIC AND DILUTED.                                 $     (.0001)
                                                                        ==============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
DURING THE PERIOD - BASIC AND DILUTED                                      5,000,000
                                                                        ==============

                See accompanying notes to financial statements.

                                 VANDELAY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
       FOR THE PERIOD FROM FEBRUARY 27, 2002 (INCEPTION) TO MARCH 31, 2002
       -------------------------------------------------------------------

                                                                             Accumulated
                                                                               Deficit
                                                                               During
                                                        Common Stock         Development
                                                     Shares       Amount        Stage         Total
-------------------------------------------------------------------------------------------------------

Common stock issued for services . . . . . .       5,000,000  $        500  $         -   $        500

Net loss for the period from February 27, 2002
(inception) to March 31, 2002                              -             -         (500)          (500)
                                                   ----------------------------------------------------
BALANCE AT MARCH 31, 2002.                         5,000,000  $        500  $      (500)  $          -
                                                   ====================================================

                See accompanying notes to financial statements.

                                 VANDELAY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM FEBRUARY 27, 2002 (INCEPTION) TO MARCH 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $   (500)
                                                                 ---------
Adjustment to reconcile net loss to net cash
used in operating activities:
   Common stock issued for services                                   500
                                                                 ---------
Net Cash Used In Operating Activities.                                  -
                                                                 ---------
INCREASE IN CASH                                                        -

CASH - BEGINNING OF PERIOD                                              -
                                                                 ---------
CASH - END OF PERIOD                                             $      -
                                                                 =========

                See accompanying notes to financial statements.

                                 VANDELAY,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                             STATEMENT  OF  CASH  FLOWS
                FOR  THE  PERIOD  FROM  FEBRUARY  27,  2002  (INCEPTION)
                                TO  MARCH  31,  2002

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------     ----------------------------------------------

(A)  ORGANIZATION  AND  BUSINESS  OPERATIONS
--------------------------------------------

VANDELAY, INC. (A DEVELOPMENT STAGE COMPANY) ("THE COMPANY") WAS INCORPORATED IN THE STATE OF DELAWARE ON FEBRUARY 27, 2002 TO SERVE AS A VEHICLE TO EFFECT A MERGER, EXCHANGE OF CAPITAL STOCK OR OTHER BUSINESS COMBINATION WITH A DOMESTIC OR FOREIGN PRIVATE BUSINESS. AS OF MARCH 31, 2002, THE COMPANY DID NOT COMMENCE ANY FORMAL BUSINESS OPERATIONS. THEREFORE, ALL THE ACTIVITIES TO DATE RELATE TO THE COMPANY'S ORGANIZATION AND PROPOSED FUND RAISING. THE COMPANY'S FISCAL YEAR END IS DECEMBER 31.

THE COMPANY'S ABILITY TO COMMENCE OPERATIONS IS CONTINGENT UPON ITS ABILITY TO IDENTIFY A PROSPECTIVE TARGET BUSINESS AND RAISE THE CAPITAL IT WILL REQUIRE THROUGH THE ISSUANCE OF EQUITY SECURITIES, DEBT SECURITIES, BANK BORROWINGS OR A COMBINATION THEREOF.

(B)  USE  OF  ESTIMATES
-----------------------

THE  PREPARATION  OF  THE  FINANCIAL  STATEMENTS  IN  CONFORMITY  WITH GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS AND LIABILITIES AND DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS AND THE REPORTED AMOUNTS OF REVENUES AND EXPENSES DURING THE REPORTING PERIOD. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

(C)  CASH  AND  CASH  EQUIVALENTS
---------------------------------

FOR PURPOSES OF THE CASH FLOW STATEMENTS, THE COMPANY CONSIDERS ALL HIGHLY LIQUID INVESTMENTS WITH ORIGINAL MATURITIES OF THREE MONTHS OR LESS AT THE TIME OF PURCHASE TO BE CASH EQUIVALENTS.

(D)  INCOME  TAXES
------------------

DEFERRED TAX ASSETS AND LIABILITIES ARE RECOGNIZED FOR THE FUTURE TAX CONSEQUENCES ATTRIBUTABLE TO DIFFERENCES BETWEEN THE FINANCIAL STATEMENT CARRYING AMOUNTS OF EXISTING ASSETS AND LIABILITIES AND THEIR RESPECTIVE TAX BASIS. DEFERRED TAX ASSETS AND LIABILITIES ARE MEASURED USING ENACTED TAX RATES EXPECTED TO APPLY TO TAXABLE INCOME IN THE YEARS IN WHICH THOSE TEMPORARY DIFFERENCES ARE EXPECTED TO BE RECOVERED OR SETTLED. THE EFFECT ON DEFERRED TAX ASSETS AND LIABILITIES OF A CHANGE IN TAX RATES IS RECOGNIZED IN INCOME IN THE PERIOD THAT INCLUDES THE ENACTMENT DATE. THERE WERE NO CURRENT OR DEFERRED INCOME TAX EXPENSE OR BENEFITS DUE TO THE COMPANY NOT HAVING ANY MATERIAL OPERATIONS FOR THE PERIOD FROM FEBRUARY 27, 2002 (INCEPTION) TO MARCH 31, 2002.

                                 VANDELAY,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                             STATEMENT  OF  CASH  FLOWS
                FOR  THE  PERIOD  FROM  FEBRUARY  27,  2002  (INCEPTION)
                                TO  MARCH  31,  2002

(E)  LOSS  PER  SHARE
---------------------

NET LOSS PER COMMON SHARE FOR THE PERIOD FROM FEBRUARY 27, 2002 (INCEPTION) TO MARCH 31, 2002 IS COMPUTED BASED UPON THE WEIGHTED AVERAGE COMMON SHARES OUTSTANDING. THERE WERE NO COMMON STOCK EQUIVALENTS OUTSTANDING AT MARCH 31, 2002.

(F)  NEW  ACCOUNTING  PRONOUNCEMENTS
------------------------------------

THE  FINANCIAL  ACCOUNTING  STANDARDS  BOARD  HAS  RECENTLY  ISSUED  SEVERAL NEW
STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS. STATEMENT NO. 141, "BUSINESS COMBINATIONS" SUPERSEDES APB OPINION 16 AND VARIOUS RELATED PRONOUNCEMENTS. PURSUANT TO THE NEW GUIDANCE IN STATEMENT NO. 141, ALL BUSINESS COMBINATIONS MUST BE ACCOUNTED FOR UNDER THE PURCHASE METHOD OF ACCOUNTING; THE POOLING-OF-INTERESTS METHOD IS NO LONGER PERMITTED. SFAS 141 ALSO ESTABLISHES NEW RULES CONCERNING THE RECOGNITION OF GOODWILL AND OTHER INTANGIBLE ASSETS ARISING IN A PURCHASE BUSINESS COMBINATION AND REQUIRES DISCLOSURE OF MORE INFORMATION CONCERNING A BUSINESS COMBINATION IN THE PERIOD IN WHICH IT IS COMPLETED. THIS STATEMENT IS GENERALLY EFFECTIVE FOR BUSINESS COMBINATIONS INITIATED ON OR AFTER JULY 1, 2001.

STATEMENT NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" SUPERCEDES APB OPINION 17 AND RELATED INTERPRETATIONS. STATEMENT NO. 142 ESTABLISHES NEW RULES ON ACCOUNTING FOR THE ACQUISITION OF INTANGIBLE ASSETS ACQUIRED IN A BUSINESS COMBINATION AND THE MANNER IN WHICH GOODWILL AND ALL OTHER INTANGIBLES SHOULD BE ACCOUNTED FOR SUBSEQUENT TO THEIR INITIAL RECOGNITION IN A BUSINESS COMBINATION ACCOUNTED FOR UNDER SFAS NO. 141. UNDER SFAS NO. 142, INTANGIBLE ASSETS SHOULD BE RECORDED AT FAIR VALUE. INTANGIBLE ASSETS WITH FINITE USEFUL LIVES SHOULD BE AMORTIZED OVER SUCH PERIOD AND THOSE WITH INDEFINITE LIVES SHOULD NOT BE AMORTIZED. ALL INTANGIBLE ASSETS BEING AMORTIZED AS WELL AS THOSE THAT ARE NOT, ARE BOTH SUBJECT TO REVIEW FOR POTENTIAL IMPAIRMENT UNDER SFAS NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". SFAS NO. 142 ALSO REQUIRES THAT GOODWILL ARISING IN A BUSINESS COMBINATION SHOULD NOT BE AMORTIZED BUT IS SUBJECT TO IMPAIRMENT TESTING AT THE REPORTING UNIT LEVEL TO WHICH THE GOODWILL WAS ASSIGNED TO AT THE DATE OF THE BUSINESS COMBINATION.

SFAS NO. 142 IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 2001 AND MUST BE APPLIED AS OF THE BEGINNING OF SUCH YEAR TO ALL GOODWILL AND OTHER INTANGIBLE ASSETS THAT HAVE ALREADY BEEN RECORDED IN THE BALANCE SHEET AS OF THE FIRST DAY IN WHICH SFAS NO. 142 IS INITIALLY APPLIED, REGARDLESS OF WHEN SUCH ASSETS WERE ACQUIRED. GOODWILL ACQUIRED IN A BUSINESS COMBINATION WHOSE ACQUISITION DATE IS ON OR AFTER JULY 1, 2001, SHOULD NOT BE AMORTIZED, BUT SHOULD BE REVIEWED FOR IMPAIRMENT PURSUANT TO SFAS NO. 121, EVEN THOUGH SFAS NO. 142 HAS NOT YET BEEN ADOPTED. HOWEVER, PREVIOUSLY ACQUIRED GOODWILL SHOULD
CONTINUE  TO  BE  AMORTIZED  UNTIL  SFAS  NO.  142  IS  FIRST  ADOPTED.

                                 VANDELAY,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                             STATEMENT  OF  CASH  FLOWS
                FOR  THE  PERIOD  FROM  FEBRUARY  27,  2002  (INCEPTION)
                                TO  MARCH  31,  2002

STATEMENT NO. 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ESTABLISHES STANDARDS FOR THE INITIAL MEASUREMENT AND SUBSEQUENT ACCOUNTING FOR OBLIGATIONS ASSOCIATED WITH THE SALE, ABANDONMENT, OR OTHER TYPE OF DISPOSAL OF LONG-LIVED TANGIBLE ASSETS ARISING FROM THE ACQUISITION, CONSTRUCTION, OR DEVELOPMENT AND/OR NORMAL OPERATION OF SUCH ASSETS. SFAS NO. 143 IS EFFECTIVE FOR FISCAL YEARS BEGINNING AFTER JUNE 15, 2002, WITH EARLIER APPLICATION ENCOURAGED.

THE ADOPTION OF THESE PRONOUNCEMENTS WILL NOT HAVE A MATERIAL EFFECT ON THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

NOTE  2     STOCKHOLDERS'  EQUITY
-------     ---------------------

(A)  PREFERRED  STOCK
---------------------

THE COMPANY IS AUTHORIZED TO ISSUE 20,000,000 SHARES OF PREFERRED STOCK AT $.0001 PAR VALUE, WITH SUCH DESIGNATIONS, VOTING AND OTHER RIGHTS AND PREFERENCES AS MAY BE DETERMINED FROM TIME TO TIME BY THE BOARD OF DIRECTORS. THE COMPANY DID NOT ISSUE ANY SHARES OF ITS PREFERRED STOCK AS OF MARCH 31, 2002.

(B)  COMMON  STOCK
------------------

THE COMPANY IS AUTHORIZED TO ISSUE 100,000,000 SHARES OF COMMON STOCK AT $.0001 PAR VALUE. ON FEBRUARY 28, 2002, THE COMPANY ISSUED 5,000,000 SHARES OF ITS COMMON STOCK FOR $500 TO ITS SOLE STOCKHOLDER FOR SERVICES.

(C)  WARRANTS  AND  OTHER  OPTIONS
----------------------------------

THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ISSUE ANY ADDITIONAL SHARES OF COMMON STOCK.

NOTE  3     RELATED  PARTY
-------     --------------

ON  MARCH  27,  2002,  THE  COMPANY  ENTERED  INTO  AN  AGREEMENT  WITH ITS SOLE

                                 VANDELAY,  INC.
                          (A  DEVELOPMENT  STAGE  COMPANY)
                             STATEMENT  OF  CASH  FLOWS
                FOR  THE  PERIOD  FROM  FEBRUARY  27,  2002  (INCEPTION)
                                TO  MARCH  31,  2002

STOCKHOLDER TO PROVIDE THE FOLLOWING SERVICES, WITHOUT REIMBURSEMENT FROM THE COMPANY, UNTIL THE COMPANY ENTERS INTO A BUSINESS COMBINATION AS DESCRIBED IN
NOTE  1.

A. PREPARATION AND FILING OF REQUIRED DOCUMENTS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

B.     LOCATING  AND  REVIEW  OF  POTENTIAL  TARGET  COMPANIES.

C. PAYMENT OF ALL CORPORATE, ORGANIZATIONAL, AND OTHER COSTS INCURRED BY THE COMPANY.

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our Plan of Operation is unchanged from our 2001 Annual Report on Form 10KSB.We have refined our business plan to become a full-service provider of corporate identity and branding. We would create a complete style guide consisting of color palates, type faces, and materials to be used throughout all the services and mediums offered. Each customized style guide will have detailed information for logo parameters used for various mediums. Our services/products include Web Communication, Print Collateral, CD Authoring, Interactive Multi-media Presentations and Environmental Graphic Design. We will also provide specialized services for corporate event presentations such as annual shareholders meetings. We will work with each client to serve their communication needs. During the next twelve months we will engage in building our customer base.


 (B) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have no immediate and forseeable need for additional funding, during the next twelve months, to continue present minimal operations. However, as a practical matter we cannot begin to formulate the capital requirements, before we achieve quote-ability on the OTCBB (Over-The-Counter Bulletin Board). Management estimates that we need $500,000 to launch and another $500,000 to continue operations for the next twelve months, to launch expanded operations and attract clients. We expect to raise our capital privately, from knowledgeable investors. It is less clear when we will succeed in raising such capital, in the current less than liquid market; unless our launch and early revenue generation appear attractive. There can be no guaranty of that.

     Accordingly,  two  cautionary  considerations  are  material:

     First, that we may not be able to achieve required funding and may not be able to proceed at our desired pace of development, or, in the worst case, at all.

     Second, even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

     In this connection, is necessary to understand the importance of our achieving quote-ablity of our common stock. Investors considering a start up venture are less likely to favor an issuer whose shares are not tradeable, than one whose shares are quoted, at some bid and ask, on the OTCBB (Over-The-Counter Bulletin Board) or an exchange. We do not anticipate any contingency upon which we would voluntarily cease filing reports with the SEC, even though we may cease to be required to do so. We would continue to file voluntarily in our own best interests in order to remain quoted on OTCBB, if and when we reach that stage. It is in our compelling interest to report our affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Issuer's intended application for submission be effective.

     We have no need of additional funds during the next twelve months, from sources outside of our principals, to maintain our corporate franchise in the State of our incorporation, and to file periodic reports as required of Registrants under the 1934 Act. We expect our needs for cash to maintain our corporate status and requirements to be ameliorated by operational revenues, during the next twelve months.

     To launch properly, we should have secured facilities, engaged an initial staff, and conducted our first run of advertising. The geographic area of our initial advertising would be limited and depend on the extent of our funding. We assume that by the sixth month of operation, successful or not, additional capital would be required to assure our ability to remain in operation and handle increasing interest in our services. It may be possible for us to begin minimal operation with some debt financing at commercially reasonable results. A minimal start would involve only our immediately local area, and only local and targeted advertising. It would not involve a sales force or more than one or two additional employees. We do not have sufficient borrowing power or available security interests to offer. We do not place reliance on our ability to borrow much, if at all. At the present time, in view of current conditions, a small-start, an abbreviated launch is under way.


 (C) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Our financial condition is substantially unchanged since our last annual report. We have had minimal revenues and activity since our inception.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  May  15,  2002

                                 VANDELAY, INC.

                                       by


   /S/  Caleb  S.  Grodsky          /S/  Caleb  S.  Grodsky
        Caleb  S.  Grodsky               Caleb  S.  Grodsky
        President/Director               Secretary-Treasurer/Director